Form 10-K/A
period 1993-12-31
PSI RESOURCES INC
filed 1994-04-29
CIK 829966

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                  FORM 10-K/A



                       AMENDMENT NO. 1 TO ANNUAL REPORT
                      PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    ON FORM 10-K FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1993

                        (Commission File Number 1-9941)



                              PSI RESOURCES, INC.
              (Exact name of registrant as specified in charter)

                       Indiana                 35-1724168
                      (State of            (I.R.S. Employer
                    Incorporation)         Identification No.)

                             1000 East Main Street
                           Plainfield, Indiana 46168
                   (Address of principal executive offices)

                       Telephone Number:  (317)839-9611

     The undersigned registrant, PSI Resources, Inc., hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Form 10-K), as set forth below:


                                     PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The exhibit list contained on pages 72 to 79 of the Form 10-K provided pursuant to Item 14(c) of Regulation S-K is hereby amended and restated in its entirety as set forth below:

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof; and the exhibit number and file number of the document so filed, and incorporated herein by reference, are stated in parentheses in the description of such exhibit. Exhibits identified by a double asterisk (**) were previously filed with the Form 10-K. Exhibits not so identified are filed herewith.

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



  Exhibit
Designation                   Nature of Exhibit

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



  Exhibit
Designation                   Nature of Exhibit

   10-a           *+PSI Resources, Inc. 1989 Stock Option
                  Plan, amended and restated July 30, 1991, retroactively effective July 1, 1991.
                  (Exhibit to PSI Resources, Inc.'s 1991
                  Form 10-K.)

   10-b           *PSI Resources, Inc. Employee Stock
                  Purchase and Savings Plan, amended and
                  restated July 30, 1991, retroactively
                  effective July 1, 1991.  (Exhibit to PSI
                  Resources, Inc.'s 1991 Form 10-K.)

   10-c           *+PSI Resources, Inc. Directors' Deferred
                  Compensation Plan, amended and restated
                  January 30, 1992, effective September 1,
                  1992.  (Exhibit to PSI Resources, Inc.'s
                  1992 Form 10-K.)

   10-d           **+Amendment to PSI Resources, Inc.
                  Directors' Deferred Compensation Plan
                  dated September 1, 1992.

   10-e           *+PSI Resources, Inc. Annual Incentive
                  Plan adopted January 30, 1992,
                  retroactively dated January 1, 1991.
                  (Exhibit to PSI Resources, Inc.'s 1992
                  Form 10-K.)

   10-f           *+PSI Resources, Inc. Performance Shares
                  Plan adopted January 30, 1992,
                  retroactively dated January 1, 1991.
                  (Exhibit to PSI Resources, Inc.'s 1992
                  Form 10-K.)

   10-g           *+Amendment to PSI Resources, Inc. Annual
                  Incentive Plan dated December 1, 1992.
                  (Exhibit to PSI Resources, Inc.'s 1992
                  Form 10-K.)

   10-h           *+PSI Resources, Inc. Retirement Plan for
                  Directors, amended and restated July 31, 1991, retroactively effective July 1,
                  1991.  (Exhibit to PSI Resources, Inc.'s
                  1992 Form 10-K.)

   10-i           *+Amendment to PSI Resources, Inc.
                  Retirement Plan for Directors dated
                  December 1, 1992.  (Exhibit to PSI
                  Resources, Inc.'s 1992 Form 10-K.)

Designation                   Nature of Exhibit

   10-j           *PSI Energy, Inc. Union Employees' 401(k)
                  Savings Plan, amended and restated
                  December 11, 1991, effective January 1,
                  1992.  (Exhibit to PSI Resources, Inc.'s
                  1992 Form 10-K.)

   10-k           *PSI Energy, Inc. Employees' 401(k)
                  Savings Plan, amended and restated
                  December 11, 1991, effective January 1,
                  1992.  (Exhibit to PSI Resources, Inc.'s
                  1992 Form 10-K.)

   10-l *+Employment Agreement dated May 17, 1990, among PSI Resources, Inc., PSI Energy, Inc. and James E. Rogers, Jr. (Exhibit to the Schedule 14D-9 filed by PSI Resources, Inc. on April 7, 1993 (the "Resources
                  Schedule 14D-9").)

   10-m *+Employment Agreement dated December 11, 1992, among PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp. and James
                  E. Rogers, Jr. (Exhibit to Form S-4 filed by CINergy Corp. (Commission File No. 33-59964) on March 23, 1993.)

   10-n           *+Form of Severance Agreement dated
                  December 11, 1992, among PSI Resources,
                  Inc., PSI Energy, Inc. and James E.
                  Rogers, Jr.  (Exhibit to PSI Resources,
                  Inc.'s Form 10-K/A, Amendment No. 1, filed
                  April 29, 1993.)

   10-o *+Form of Severance Agreement dated December 11, 1992, among PSI Resources, Inc., PSI Energy, Inc. and each of Cheryl
                  M. Foley, Joseph W. Messick, Jr., Jon D.
                  Noland, J. Wayne Leonard, and Larry E.
                  Thomas.  (Exhibit to PSI Resources, Inc.'s
                  Form 10-K/A, Amendment No. 1, filed April
                  29, 1993.)

   10-p           *+Master Trust Agreement for Employees'
                  Plans (the "Employees' Trust Agreement") between PSI Resources, Inc. and National
                  City Bank, Indiana.  (Exhibit to the
                  Resources Schedule 14D-9.)


  Exhibit
Designation                   Nature of Exhibit

   10-q           *+Master Trust Agreement for Directors'
                  Plans (the "Directors' Trust Agreement") between PSI Resources, Inc. and National
                  City Bank, Indiana.  (Exhibit to the
                  Resources Schedule 14D-9.)

   10-r           *+Amendment No. 1 to each of the
                  Employees' Trust Agreement and the
                  Directors' Trust Agreement. (Exhibit to the Resources Schedule 14D-9.)

   10-s           *+Form of Amendment No. 2 to the
                  Employees' Trust Agreement.  (Exhibit to
                  Amendment No. 1 to the Resources Schedule
                  14D-9 filed April 23, 1993.)

   10-t           *Employment Agreement dated October 4,
                  1993, among PSI Resources, Inc., PSI
                  Energy, Inc., and John M. Mutz. (Exhibit to PSI Resources, Inc.'s September 30,
                  1993, Form 10-Q.)

   10-u *Text of Settlement Agreement dated October 27, 1993, by and among PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., IPALCO Enterprises, Inc., Indianapolis Power & Light Company, James
                  E. Rogers, John R. Hodowal, and Ramon L.
                  Humke (together with the exhibits and
                  schedules thereto).  (Exhibit to PSI
                  Resources, Inc.'s Form 8-K dated October
                  27, 1993.)

   10-v           **+Amendment to PSI Resources, Inc. Annual
                  Incentive Plan dated July 2, 1993.

   10-w           **+Amendment to PSI Resources, Inc.
                  Retirement Plan for Directors dated July
                  2, 1993.

   10-x           **+Amendment No. 2 to the Directors' Trust
                  Agreement.

   10-y           **+Amendment No. 3 to the Employees' Trust
                  Agreement.



  Exhibit
Designation                   Nature of Exhibit

   10-z           **+Amendment to PSI Resources, Inc.
                  Retirement Plan for Directors adopted
                  December 15, 1993, retroactively dated
                  February 1, 1990.

   10-aa          **+Amendment No. 3 to the Directors' Trust
                  Agreement.

   10-bb          **+Amendment No. 4 to the Employees' Trust
                  Agreement.

   21             **Subsidiaries of PSI Resources, Inc.

   23             **Consent of Independent Public
                  Accountants.

   24             **Power of Attorney.

   99-a *Complaint of Lydia Grady, as Plaintiff, and PSI Resources, Inc., et al., as Defendants dated March 17, 1993. Superior
                  Court No. 1 of Hendricks County in the
                  State of Indiana.  (Exhibit to PSI
                  Resources, Inc.'s 1992 Form 10-K.)

   99-b           *Complaint of Moise Katz, as Plaintiff,
                  and PSI Resources, Inc., et al., as
                  Defendants dated March 16, 1993.  Superior
                  Court No. 2 of Hendricks County in the
                  State of Indiana.  (Exhibit to PSI
                  Resources, Inc.'s 1992 Form 10-K.)

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

   99-g *Stipulated Order of Consolidation and Appointment of Co-Lead Counsel and Liaison Counsel, dated April 13, 1993, in the case entitled Lydia Grady v. PSI Resources, Inc., et al., (Case No. IP-93-345-C), U.S. District Court for the Southern District of Indiana. (Exhibit to Amendment No. 1 to Schedule 14D-9 filed by PSI Resources, Inc. on April 23, 1993.)

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







  Exhibit
Designation                   Nature of Exhibit

   99-j *Text of an Order Granting Preliminary Injunction dated August 5, 1993, in In re:
                  PSI Merger Shareholder Litigation,
                  (Consolidated Master File No. IP 93-345-
                  C), U.S. District Court for the Southern
                  District of Indiana, Indianapolis
                  Division; Entry Regarding Motion for
                  Preliminary Injunction in the foregoing
                  case. (Exhibit to Amendment No. 29 to the Schedule 14D-9 filed by PSI Resources, Inc. on August 6, 1993.)

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

   99-m           1993 Form 11-K Annual Report of PSI
                  Energy, Inc. Union Employees' 401(k)
                  Savings Plan.

   99-n           1993 Form 11-K Annual Report of PSI
                  Energy, Inc. Employees' 401(k) Savings
                  Plan.

   99-o           1993 Form 11-K Annual Report of PSI
                  Resources, Inc. Employee Stock Purchase
                  and Savings Plan.

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

Dated:  April 28, 1994

                                           By /s/ James E. Rogers
                                                 (James E. Rogers) Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                  Date
James K. Baker                        Director
Hugh A. Barker                        Director
Michael G. Browning                   Director
Kenneth M. Duberstein                 Director
John A. Hillenbrand, II               Director
John M. Mutz                          President & Director
Melvin Perelman, Ph.D.                Director
Van P. Smith                          Director
Robert L. Thompson, Ph.D.             Director



/s/ J. Wayne Leonard            Senior Vice President       April 28, 1994
   (J. Wayne Leonard)               and Director
Attorney-in-fact for all    (Principal Financial Officer)
the foregoing persons



/s/ James E. Rogers           Chairman and Director         April 28, 1994
   (James E. Rogers)      (Principal Executive Officer)



/s/ Charles J. Winger                Comptroller            April 28, 1994
   (Charles J. Winger)     (Principal Accounting Officer)