Form 10-Q
period 1994-03-31
PSI RESOURCES INC
filed 1994-05-13
CIK 829966

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-9941

                             PSI RESOURCES, INC.
            (Exact name of registrant as specified in its charter)

                  INDIANA                              35-1724168
      (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)               Identification No.)

                                            1000 East Main Street
                                          Plainfield, Indiana 46168
                                  (Address of principal executive offices)

                                      Telephone number:  (317) 839-9611


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No


                       (APPLICABLE ONLY TO CORPORATE ISSUERS:)

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock - without par value; $.01 stated value - 57,261,229 shares outstanding at April 30, 1994.




                                             PSI RESOURCES, INC.

                                              TABLE OF CONTENTS



 Item                                                                    Page
Number                                                                  Number

                                         PART I.  FINANCIAL INFORMATION



   1        Consolidated Financial Statements
              Consolidated Balance Sheets . . . . . . . . . . . . . .      3
              Consolidated Statements of Income . . . . . . . . . . .      5
              Consolidated Statements of Changes in Common
                Stock Equity. . . . . . . . . . . . . . . . . . . . .      6
              Consolidated Statements of Cash Flows . . . . . . . . .      7
              Notes to Consolidated Financial Statements. . . . . . .      8
   2        Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .     12


                                           PART II.  OTHER INFORMATION


   6        Exhibits and Reports on Form 8-K  . . . . . . . . . . . .     18
            Signatures  . . . . . . . . . . . . . . . . . . . . . . .     19























                                             PSI RESOURCES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                   ASSETS

                                                   March 31      December 31
                                                     1994           1993
                                                  (unaudited)

                                                         (thousands)

Electric Utility Plant - original cost
  In service. . . . . . . . . . . . . . . . .     $3 480 081     $3 449 127
  Accumulated depreciation. . . . . . . . . .      1 482 751      1 455 871
                                                   1 997 330      1 993 256

  Construction work in progress . . . . . . .        265 769        243 802


    Total electric utility plant. . . . . . .      2 263 099      2 237 058



Current Assets
  Cash and temporary cash investments . . . .          3 461          6 551
  Restricted deposits . . . . . . . . . . . .         40 003         49 111
  Accounts receivable . . . . . . . . . . . .         43 470         27 894
  Income tax refunds. . . . . . . . . . . . .          9 300         28 900
  Fossil fuel - at average cost . . . . . . .         69 390         45 315
  Materials and supplies - at average cost. .         35 659         36 411
  Other . . . . . . . . . . . . . . . . . . .          2 715          2 940
                                                     203 998        197 122


Other Assets
  Regulatory assets . . . . . . . . . . . . .        147 676        118 809
  Unamortized costs of reacquiring debt . . .         38 890         39 504
  Unamortized debt expense. . . . . . . . . .          9 435          9 332
  Other . . . . . . . . . . . . . . . . . . .         74 265         62 183
                                                     270 266        229 828

                                                  $2 737 363     $2 664 008




The accompanying notes are an integral part of these consolidated financial statements.

                                                 PSI RESOURCES, INC.
                                           CAPITALIZATION AND LIABILITIES


                                                       March 31      December 31
                                                         1994            1993
                                                      (unaudited)
                                                             (thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 100,000,000;
    outstanding shares - 57,239,912 at March 31,
    1994 and 57,039,501 at December 31, 1993. . .     $      562     $      559
  Paid-in capital . . . . . . . . . . . . . . . .        256 657        250 574
  Accumulated earnings subsequent to November 30,
    1986 quasi-reorganization . . . . . . . . . .        463 040        451 291
      Total common stock equity . . . . . . . . .        720 259        702 424


Cumulative Preferred Stock of Subsidiary - Not
  Subject to Mandatory Redemption . . . . . . . .        187 979        187 989


Long-term Debt. . . . . . . . . . . . . . . . . .        865 187        816 152
      Total capitalization. . . . . . . . . . . .      1 773 425      1 706 565


Current Liabilities
  Long-term debt due within one year. . . . . . .            160            160
  Notes payable . . . . . . . . . . . . . . . . .        233 256        146 701
  Accounts payable. . . . . . . . . . . . . . . .        113 394        145 748
  Refund due to customers . . . . . . . . . . . .         47 348         81 832
  Litigation settlement . . . . . . . . . . . . .         80 000         80 000
  Advance under accounts receivable purchase
    agreement . . . . . . . . . . . . . . . . . .           -            49 940
  Accrued taxes . . . . . . . . . . . . . . . . .         58 422         37 283
  Accrued interest and customers' deposits. . . .         15 491         25 831
                                                         548 071        567 495

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        299 509        285 667
  Unamortized investment tax credits. . . . . . .         63 656         64 721
  Other . . . . . . . . . . . . . . . . . . . . .         52 702         39 560
                                                         415 867        389 948

                                                      $2 737 363     $2 664 008

                                             PSI RESOURCES, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (unaudited)
                                                               Quarter Ended          Twelve Months Ended
                                                                 March 31                  March 31
                                                             1994        1993         1994         1993
                                                                (thousands)              (thousands)
Operating Revenues. . . . . . . . . . . . . . . . . . .    $303 375    $289 954    $1 101 788   $1 098 101
Operating Expenses
  Operation
    Fuel. . . . . . . . . . . . . . . . . . . . . . . .     107 537     104 619       388 845      399 099
    Purchased and exchanged power . . . . . . . . . . .      14 660       2 719        36 214       10 549
    Other operation . . . . . . . . . . . . . . . . . .      51 385      50 354       222 462      199 351
  Maintenance . . . . . . . . . . . . . . . . . . . . .      20 060      20 053        84 027       86 019
  Depreciation. . . . . . . . . . . . . . . . . . . . .      33 432      30 280       129 973      118 750
  Post-in-service deferred depreciation . . . . . . . .      (2 280)       (387)       (6 962)        (387)
  Taxes
    Federal and state income. . . . . . . . . . . . . .      19 228      20 146        54 311       68 477
    State, local, and other . . . . . . . . . . . . . .      12 825      11 582        47 024       42 710
                                                            256 847     239 366       955 894      924 568
Operating Income. . . . . . . . . . . . . . . . . . . .      46 528      50 588       145 894      173 533
Other Income and Expense - Net
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . . . .       3 072       2 092        12 153        5 026
  Post-in-service carrying costs. . . . . . . . . . . .       2 201         762         7 444          762
  Other - net . . . . . . . . . . . . . . . . . . . . .      (2 599)     (2 050)        6 841       (1 726)
                                                              2 674         804        26 438        4 062
Income Before Interest and Other Charges. . . . . . . .      49 202      51 392       172 332      177 595
Interest and Other Charges
  Interest on long-term debt. . . . . . . . . . . . . .      16 524      16 775        68 695       64 201
  Other interest. . . . . . . . . . . . . . . . . . . .       2 463       1 825         6 112        8 747
  Allowance for borrowed funds used during
    construction. . . . . . . . . . . . . . . . . . . .      (2 534)     (2 110)       (9 578)      (6 560)
  Preferred dividend requirement of
    subsidiary. . . . . . . . . . . . . . . . . . . . .       3 296       2 301        13 820        7 343
                                                             19 749      18 791        79 049       73 731
Net Income . . .  . . . . . . . . . . . . . . . . . . .    $ 29 453    $ 32 601    $   93 283   $  103 864
Average Common Shares Outstanding . . . . . . . . . . .      56 106      55 416        55 782       55 176
Earnings Per Share. . . . . . . . . . . . . . . . . . .        $.52        $.59         $1.66        $1.89
Dividends Declared Per Share. . . . . . . . . . . . . .        $.31        $.28         $1.18        $1.06
The accompanying notes are an integral part of these consolidated financial statements.
/TABLE

                                                     PSI RESOURCES, INC.
                                  CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                                         (unaudited)
                                             Common      Paid-in    Accumulated
                                             Stock       Capital      Earnings
                                                       (thousands)
Quarter Ended March 31, 1994
  Balance January 1, 1994 . . . . . . . .     $559      $250 574      $451 291
  Net income. . . . . . . . . . . . . . .                               29 453
  Issuance of common stock. . . . . . . .        3         6 103
  Costs of retiring preferred stock
    of subsidiary . . . . . . . . . . . .                     (6)
  Dividends on common stock (See page 5
    for per share amount) . . . . . . . .                              (17 704)
  Other . . . . . . . . . . . . . . . . .                    (14)
  Balance March 31, 1994. . . . . . . . .     $562      $256 657      $463 040

Quarter Ended March 31, 1993
  Balance January 1, 1993 . . . . . . . .     $553      $242 558      $418 703
  Net income. . . . . . . . . . . . . . .                               32 601
  Issuance of common stock. . . . . . . .        2         3 921
  Dividends on common stock (See page 5
    for per share amount) . . . . . . . .                              (15 517)
  Other . . . . . . . . . . . . . . . . .                 (3 181)
  Balance March 31, 1993. . . . . . . . .     $555      $243 298      $435 787

Twelve Months Ended March 31, 1994
  Balance April 1, 1993 . . . . . . . . .     $555      $243 298      $435 787
  Net income. . . . . . . . . . . . . . .                               93 283
  Issuance of common stock. . . . . . . .        7        15 372
  Costs of issuing and retiring
    preferred stock of subsidiary . . . .                 (1 887)
  Dividends on common stock (See page 5
    for per share amount) . . . . . . . .                              (66 106)
  Other . . . . . . . . . . . . . . . . .                   (126)           76
  Balance March 31, 1994. . . . . . . . .     $562      $256 657      $463 040

Twelve Months Ended March 31, 1993
  Balance April 1, 1992 . . . . . . . . .     $548      $234 797      $390 421
  Net income. . . . . . . . . . . . . . .                              103 864
  Issuance of common stock. . . . . . . .        7        11 700
  Costs of retiring preferred stock
    of subsidiary . . . . . . . . . . . .                    (18)
  Dividends on common stock (See page 5
    for per share amount) . . . . . . . .                              (58 459)
  Other . . . . . . . . . . . . . . . . .                 (3 181)          (39)
  Balance March 31, 1993. . . . . . . . .     $555      $243 298      $435 787


The accompanying notes are an integral part of these consolidated financial statements.



                                                     PSI RESOURCES, INC.
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (unaudited)

                                                                  Quarter Ended              Twelve Months Ended
                                                                     March 31                      March 31
                                                                1994          1993            1994         1993
                                                                   (thousands)                   (thousands)
OPERATING ACTIVITIES
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $ 29 453     $  32 601        $  93 283    $ 103 864
Items providing (using) cash currently:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .    33 432        30 280          129 973      118 750
  Deferred income taxes and investment tax
    credits - net . . . . . . . . . . . . . . . . . . . . .     7 939          (380)          81 154       10 081
  Allowance for equity funds used during
    construction. . . . . . . . . . . . . . . . . . . . . .    (3 072)       (2 092)         (12 153)      (5 026)
  Regulatory assets - excluding demand-side
    management costs. . . . . . . . . . . . . . . . . . . .   (10 508)       (6 843)         (33 574)     (13 559)
  Changes in current assets and current
    liabilities
      Restricted deposits . . . . . . . . . . . . . . . . .       (69)          (68)             (70)        (244)
      Accounts receivable . . . . . . . . . . . . . . . . .   (15 576)       (2 317)             629      (14 906)
      Income tax refunds. . . . . . . . . . . . . . . . . .    19 600          -              (9 300)        -
      Fossil fuel and materials and supplies. . . . . . . .   (23 323)       22 937           12 142       18 534
      Accounts payable. . . . . . . . . . . . . . . . . . .   (32 354)        3 337           21 465       (7 838)
      Refund due to customers . . . . . . . . . . . . . . .   (34 484)         -             (91 786)       2 063
      Advance under accounts receivable
        purchase agreement. . . . . . . . . . . . . . . . .   (49 940)         -                -            -
      Accrued taxes and interest. . . . . . . . . . . . . .    10 891         9 472           (7 035)       8 448
  Other items - net . . . . . . . . . . . . . . . . . . . .    (7 786)       (8 088)         (11 648)     (15 955)
      Net cash provided by (used in) operating
        activities. . . . . . . . . . . . . . . . . . . . .   (75 797)       78 839          173 080      204 212

FINANCING ACTIVITIES
Issuance of common stock. . . . . . . . . . . . . . . . . .     6 106         3 923           15 379       11 707
Issuance of preferred stock of subsidiary . . . . . . . . .      -           96 850           59 475       96 850
Issuance of long-term debt. . . . . . . . . . . . . . . . .    49 068        78 688          212 084      284 136
Funds on deposit from issuance of long-term
  debt. . . . . . . . . . . . . . . . . . . . . . . . . . .     9 177       (60 372)          38 207      (48 806)
Retirement of preferred stock of subsidiary . . . . . . . .        (4)         -             (60 111)        -
Redemption of long-term debt. . . . . . . . . . . . . . . .      -             -            (207 880)     (90 000)
Change in short-term debt . . . . . . . . . . . . . . . . .    86 555      (105 652)         194 674      (45 718)
Dividends on common stock . . . . . . . . . . . . . . . . .   (17 704)      (15 517)         (66 106)     (58 459)
      Net cash provided by (used in) financing
        activities. . . . . . . . . . . . . . . . . . . . .   133 198        (2 080)         185 722      149 710

INVESTING ACTIVITIES
Utility plant additions . . . . . . . . . . . . . . . . . .   (57 112)      (76 548)        (342 171)    (316 950)
Allowance for equity funds used during
  construction. . . . . . . . . . . . . . . . . . . . . . .     3 072         2 092           12 153        5 026
Demand-side management costs. . . . . . . . . . . . . . . .    (6 419)       (4 324)         (32 831)     (19 455)
Equity investments in Argentine utilities . . . . . . . . .       (32)         (191)             (47)     (20 476)
      Net cash provided by (used in) investing
        activities. . . . . . . . . . . . . . . . . . . . .   (60 491)      (78 971)        (362 896)    (351 855)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . . . . . .    (3 090)       (2 212)          (4 094)       2 067

Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . . . . . .     6 551         9 767            7 555        5 488

Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . . . . . .  $  3 461     $   7 555        $   3 461    $   7 555



The accompanying notes are an integral part of these consolidated financial statements.

                                             PSI RESOURCES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of PSI Resources, Inc. (Resources) for a fair presentation of the interim results. These statements should be read in conjunction with Resources' 1993 Annual Report on Form 10-K, as amended (1993 Form 10-K) (Commission File Number 1-9941). Certain amounts in the 1993 Consolidated Financial Statements have been reclassified to conform to the 1994 presentation.

2. In February 1994, PSI Energy, Inc. (Energy), Resources' principal subsidiary, issued $50 million, 7 1/8% first mortgage bonds, Series AAA, due February 1, 2024. These bonds are not redeemable prior to February 1, 2004, and are redeemable thereafter at the option of Energy. The proceeds from this debt issuance were used to reduce short-term debt incurred to finance construction.

3. As disclosed in the 1993 Form 10-K, Resources, Energy, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers"). In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure.

     In connection with the 60-day, FERC-sponsored settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved by the IURC in its entirety on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.


     Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing.

     CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company. A public hearing was held on May 10, 1994, and the KPSC is expected to complete action on the application by mid-May.

4. The following pro forma condensed consolidated financial information combines the historical Consolidated Statements of Income and Consolidated Balance Sheets of Resources and CG&E after giving effect to the Mergers. The unaudited Pro Forma Condensed Consolidated Statements of Income for the three months and twelve months ended March 31, 1994, give effect to the Mergers as if the Mergers had occurred at April 1, 1993. The unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 1994, gives effect to the Mergers as if the Mergers had occurred at March 31, 1994. These statements are prepared on the basis of accounting for the Mergers as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of Resources and CG&E. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the Mergers been consummated at the beginning of the periods, or on the date, for which the Mergers are being given effect, nor is it necessarily indicative of future operating results or financial position.





                                (Left Blank Intentionally)


                                      PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                           (unaudited)
                                             (in millions, except per share amounts)


                                          Three Months Ended March 31, 1994               Twelve Months Ended March 31, 1994
                                               Historical          Pro Forma                   Historical           Pro Forma
                                         Resources       CG&E        CINergy             Resources       CG&E         CINergy

Operating revenues. . . . . . . .          $303          $562          $865               $1 102        $1 821         $2 923

Operating expenses. . . . . . . .           256           456           712                  956         1 485          2 441

Operating income. . . . . . . . .            47           106           153                  146           336            482

Other income and
  expense - net . . . . . . . . .             2            10            12                   26          (180)*         (154)

Interest charges - net. . . . . .            17            40            57                   65           157            222

Preferred dividend
  requirement of
  subsidiaries. . . . . . . . . .             3             6             9                   14            25             39


Net income (loss) . . . . . . . .          $ 29          $ 70          $ 99               $   93        $  (26)        $   67


Average common shares
  outstanding 1/. . . . . . . . .            56            88       139/146                   56            88        138/145

Earnings (Loss) per
  common share 1/ . . . . . . . .          $.52          $.79      $.71/.68                $1.66         $(.29)      $.49/.46

Dividends declared per
  common share 1/ . . . . . . . .          $.31          $.43      $.40/.38                $1.18         $1.69      $1.55/1.48




* Reflects write-off of a portion of Wm. H. Zimmer Generating Station ($223 million net of tax).

See Notes to Pro Forma Condensed Consolidated Financial Information.

                                        PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                                       at March 31, 1994
                                                          (unaudited)
                                                         (in millions)

                                                                         Historical                 Pro Forma
                                                                 Resources         CG&E              CINergy
ASSETS

Utility plant - original cost
  In service . . . . . . . . . . . . . . . . . . . . . . . .      $3 480          $5 219             $8 699
  Accumulated depreciation . . . . . . . . . . . . . . . . .       1 483           1 506              2 989
                                                                   1 997           3 713              5 710
  Construction work in progress. . . . . . . . . . . . . . .         266              69                335
    Total utility plant. . . . . . . . . . . . . . . . . . .       2 263           3 782              6 045

Current assets . . . . . . . . . . . . . . . . . . . . . . .         204             632                836
Other assets . . . . . . . . . . . . . . . . . . . . . . . .         270             782              1 052
    Total assets . . . . . . . . . . . . . . . . . . . . . .      $2 737          $5 196             $7 933

CAPITALIZATION AND LIABILITIES

Common stock 2/. . . . . . . . . . . . . . . . . . . . . . .      $    1          $  752             $    1
Paid-in capital 2/ . . . . . . . . . . . . . . . . . . . . .         256             322              1 330
Retained earnings. . . . . . . . . . . . . . . . . . . . . .         463             488                951
    Total common stock equity. . . . . . . . . . . . . . . .         720           1 562              2 282

Cumulative preferred stock of subsidiaries . . . . . . . . .         188             290                478
Long-term debt . . . . . . . . . . . . . . . . . . . . . . .         865           1 837              2 702
    Total capitalization . . . . . . . . . . . . . . . . . .       1 773           3 689              5 462

Current liabilities. . . . . . . . . . . . . . . . . . . . .         548             466              1 014
Deferred income taxes. . . . . . . . . . . . . . . . . . . .         300             742              1 042
Other liabilities. . . . . . . . . . . . . . . . . . . . . .         116             299                415
    Total capitalization and liabilities . . . . . . . . . .      $2 737          $5 196             $7 933



Notes to Pro Forma Condensed Consolidated Financial Information

1/    The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of Resources'
      common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock and each share of
      CG&E's common stock outstanding into one share of CINergy common stock.  The actual Resources conversion ratio may be lower than 1.023 or higher than .909 depending upon closing sales prices of CG&E's common stock during a period prior to the consummation of the Mergers.  Pro forma dividends declared per common share reflect the historical dividends declared by Resources and CG&E, divided by the pro forma average number of
      CINergy common stock shares outstanding.

2/    The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed Consolidated
      Balance Sheet are based on the conversion of each share of Resources' common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value) and each share of CG&E's common stock outstanding into one share of CINergy common stock ($.01 par value).  Any Resources conversion ratio lower than 1.023 would result in a reallocation of amounts between "Common stock" and "Paid-in capital".  However, any such reallocation would have no effect on "Total common stock equity".

3/    Intercompany transactions (including purchased and exchanged power transactions) between Resources and CG&E during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.

4/    Transaction costs, estimated to be approximately $47 million, are being deferred by Resources and CG&E.  Resources'
      portion of the costs are being deferred for post-Mergers recovery through customers' rates.  In a settlement agreement filed with the Public Utilities Commission of Ohio, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs over a period ending by January 1, 1999. CG&E will be permitted to retain all of its non-fuel savings from the Mergers until 1999.

                          PSI RESOURCES, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

Merger Agreement with The Cincinnati Gas & Electric Company

As disclosed in PSI Resources, Inc.'s (Resources) 1993 Annual Report on Form 10-K, as amended (1993 Form 10-K), Resources, PSI Energy, Inc. (Energy), Resources' principal subsidiary, and The Cincinnati Gas & Electric Company (CG&E) entered into an Agreement and Plan of Reorganization dated as of December 11, 1992, which was subsequently amended and restated on July 2, 1993, and as of September 10, 1993 (as amended and restated, the "Merger Agreement"). Under the Merger Agreement, Resources will be merged with and into a newly formed corporation named CINergy Corp. (CINergy) and a subsidiary of CINergy will be merged with and into CG&E (collectively referred to as the "Mergers"). In August 1993, the Federal Energy Regulatory Commission (FERC) conditionally approved the Mergers. Certain parties petitioned for rehearing of the FERC's conditional approval. Given the issues raised on the requests for rehearing and the lack of certainty in the record regarding state regulatory powers, on January 12, 1994, the FERC issued an order withdrawing its prior conditional approval of the Mergers and initiating a 60-day, FERC-sponsored settlement procedure.

In connection with the 60-day, FERC-sponsored settlement procedure and other collaborative discussions, Resources, Energy, CINergy, the Indiana Utility Consumer Counselor, the Citizens Action Coalition of Indiana, Inc., and industrial customer representatives reached a global settlement agreement on merger-related issues. This agreement was filed with the Indiana Utility Regulatory Commission (IURC) on March 2, 1994, and was approved by the IURC in its entirety on March 29, 1994. On March 4, 1994, CG&E, the Public Utilities Commission of Ohio, and the Ohio Office of Consumers Counsel reached an agreement substantially similar to the Indiana agreement. Both settlement agreements were filed with the FERC on March 4, 1994. Additional settlements were also filed with the FERC involving other parties that had intervened in the FERC Mergers approval proceeding.

Initial comments regarding the settlements were filed with the FERC on April 12, 1994, and reply comments were filed on April 21, 1994. American Electric Power, Dayton Power and Light Company, Indiana Municipal Power Agency, and the American Forest and Paper Association opposed acceptance of the settlements without a hearing on grounds previously raised in their various pleadings filed with the FERC. In both their initial and reply comments, the FERC staff recommended acceptance of the settlements and approval of the Mergers without further hearing.

CG&E also filed with the FERC a unilateral offer of settlement addressing all issues raised in the Kentucky Public Service Commission's (KPSC) application for rehearing with the FERC. On March 15, 1994, CG&E filed an application with the KPSC seeking approval of the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company. A public hearing was held on May 10, 1994, and the KPSC is expected to complete action on the application by mid-May.




CAPITAL RESOURCES

In February 1994, Energy issued $50 million of long-term debt (see Note 2 on page 8).

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1994

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1994, increased 12% when compared to the same period last year. This increase was primarily attributable to increased sales for resale. Non-firm power sales increased as a result of increased power sales to other utilities. In addition, increased firm power sales were primarily driven by the colder weather conditions experienced in the first quarter of 1994. Also contributing to increased kwh sales were increased retail sales. Sales to domestic and commercial customers increased as a result of the colder weather conditions and the increased number of both domestic and commercial customers in Energy's service territory. Increased industrial sales occurred due to growth primarily in the primary metals and transportation equipment sectors.

Revenues

Total operating revenues increased $13 million (5%) in the first quarter as compared to the same period last year. This increase primarily reflects the changes in kwh sales, as previously discussed. Partially offsetting the increase in revenues due to kwh sales were Energy's lower average realization arising from the increased levels of kwh usage, the 1.5% retail rate reduction as a result of the IURC's December 1993 order, which resolved the outstanding issues related to the appeals of the IURC's April 1990 order and June 1987 order, and decreased activities in Resources' subsidiary, Wholesale Power Services, Inc.





















An analysis of operating revenues is shown below:
                                                                 Quarter
                                                              Ended March 31
                                                                (millions)

Operating revenues - March 31, 1993                                $290
Increase (Decrease) due to change in:
  Price per kwh
       Retail                                                        (9)
       Sales for resale
         Firm power obligations                                      (1)
         Non-firm power transactions                                  2
  Total change in price per kwh                                      (8)

  Kwh sales
       Retail                                                        12
       Sales for resale
         Firm power obligations                                       4
         Non-firm power transactions                                  8
  Total change in kwh sales                                          24

  Other                                                              (3)
Operating revenues - March 31, 1994                                $303

Operating Expenses

Fuel

Fuel costs, Energy's largest operating expense, increased $3 million (3%) for the quarter as compared to the same period last year.

An analysis of fuel costs is shown below:
                                                                   Quarter
                                                               Ended March 31
                                                                 (millions)

Fuel expense - March 31, 1993                                      $105
Increase (Decrease) due to change in:
  Price of fuel                                                     (1)
  Kwh generation                                                      4

Fuel expense - March 31, 1994                                      $108

Purchased and Exchanged Power

Purchased and exchanged power for the quarter increased $12 million as compared to the same period last year. Increased third party power sales to other utilities through Energy's system contributed to this increase.




Depreciation

Primarily as a result of additions to electric utility plant, depreciation expense for the quarter ended March 31, 1994, increased $3 million (10%) as compared to the same period last year.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1994

Kilowatt-hour Sales

Kwh sales for the twelve months ended March 31, 1994, increased 7% as compared to the same period last year. This increase was primarily the result of increased retail sales. Sales to domestic and commercial customers increased as a result of the more normal weather experienced during the second and third quarters of 1993 and the colder weather experienced in the first quarter of 1994, in addition to the increased number of both domestic and commercial customers in Energy's service territory. Industrial kwh sales also increased, reflecting growth primarily in the primary metals and transportation equipment sectors. In addition, firm power sales for resale increased primarily as a result of the weather conditions previously discussed.

Revenues

Total operating revenues for the twelve months ended March 31, 1994, remained relatively unchanged when compared to the same period last year, showing less than a 1% increase. The increase in revenues driven by the increase in kwh sales previously discussed was substantially offset by the $31 million refund resulting from the settlement of the IURC's April 1990 order, Energy's lower average realization arising from the increased levels of kwh usage, the effects of lower fuel costs, and decreased activities in Resources' subsidiary, Wholesale Power Services, Inc.





















An analysis of operating revenues is shown below:
                                                                Twelve Months
                                                               Ended March 31
                                                                 (millions)

Operating revenues - March 31, 1993                              $1 098
Increase (Decrease) due to change in:
  Price per kwh
       Retail                                                       (68)
       Sales for resale
         Firm power obligations                                      (4)
         Non-firm power transactions                                  9
  Total change in price per kwh                                     (63)

  Kwh sales
       Retail                                                        67
       Sales for resale
         Firm power obligations                                       8
         Non-firm power transactions                                 -
  Total change in kwh sales                                          75
  Other                                                              (8)
Operating revenues - March 31, 1994                              $1 102

Operating Expenses

Fuel

Fuel costs decreased $10 million (3%) for the twelve months ended March 31, 1994, as compared to the same period last year.

An analysis of fuel costs is shown below:
                                                                Twelve Months
                                                               Ended March 31
                                                                 (millions)

Fuel expense - March 31, 1993                                      $399
Increase (Decrease) due to change in:
  Price of fuel                                                    (17)
  Kwh generation                                                      7

Fuel expense - March 31, 1994                                      $389

Purchased and Exchanged Power

Purchased and exchanged power for the twelve months ended March 31, 1994, as compared to the same period last year, increased $26 million. This increase reflects increased purchases of power to meet Energy's own load and to sell to other utilities.




Other Operation and Maintenance

Increased other operation and maintenance expenses of $21 million (7%) for the twelve months ended March 31, 1994, as compared to the same period last year, were attributable to approximately $24 million of costs incurred by Resources associated with IPALCO Enterprises, Inc.'s failed hostile takeover attempt. These costs were partially offset by the decreased activities in Resources' subsidiary, Wholesale Power Services, Inc.

Depreciation Expense

Depreciation expense for the twelve months ended March 31, 1994, increased $11 million (9%) as compared to the same period last year. This increase was primarily the result of additions to electric utility plant.

Other Income and Expense - Net

Other income and expense increased $22 million in the twelve months ended March 31, 1994, as compared to the same period last year. Contributing to this increase was the IURC's December 1993 order, which resulted in a reduction of the loss previously recognized for the IURC's June 1987 order. The increase was also due, in part, to the implementation of the January 1993 IURC order authorizing the accrual of post-in-service carrying costs. In addition, the equity component of the allowance for funds used during construction increased partially as a result of increased construction.



                             (Left Blank Intentionally)

                         PART II - OTHER INFORMATION

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.     None.

b. The following reports on Form 8-K were filed during the first quarter of 1994:

        Date of Report                          Items Filed

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

       March 28, 1994             Item 7 - Financial Statements and Exhibits.
                                  (The Cincinnati Gas & Electric Company's
                                  Annual Report on Form 10-K for the year ended
                                  December 31, 1993, and Consent of Independent
                                  Public Accountants.)

                                                 SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although PSI Resources, Inc. (Resources) believes that the disclosures are adequate to make the information presented not misleading. In the opinion of Resources, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.



                                   PSI RESOURCES, INC.
                                        Registrant



Date:   May 12, 1994            /s/  J. Wayne Leonard
                                    (J. Wayne Leonard)
                                Senior Vice President and
                                 Chief Financial Officer


Date:   May 12, 1994            /s/  Charles J. Winger
                                    (Charles J. Winger)
                                Comptroller and Principal
                                    Accounting Officer